Form 10-K
period 2003-12-31
WACHOVIA ASSET SEC INC ASST BACK NOTES SER 2002 HE1
filed 2004-04-02
CIK 1193312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-97457

Wachovia Asset Securitization Issuance, LLC.
(Issuer in respect of the Asset-Backed Certificates, Series 2002-HE1)
(Exact name of registrant as specified in its charter)

(Exact name of registrant as specified in its charter)

North Carolina	56-1967773

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wachovia Asset Securitization Issuance, LLC.
301 S. College Street
Charlotte, NC	28288-5578

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 383-4634

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

INTRODUCTORY NOTE

     The Registrant is the issuer of the Asset-Backed Certificates, Series 2002-HE1 (the “Notes”), issued under a Pooling & Servicing Agreement dated as September 27, 2002 by and between the Registrant, Wachovia Bank, National Association as Servicer, Master Servicer and Certificate Administrator, and JPMorgan Chase Bank as Trustee.

     This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as “Not Applicable” have been specifically omitted in reliance on such prior exemptions.

PART I

Item 1. Business

Not Applicable.

Item 2. Properties

Not Applicable

Item 3. Legal Proceedings.

The Certificate Administrator is not aware of any material pending legal proceedings involving the Registrant, the Trustee, the Master Servicer, Certificate Administrator or the Servicer with respect to the Bonds or the Registrant’s property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the Certificate Administrator, there is no established public trading market for the Bonds. As of the date hereof, Cede & Co., the nominee of the Depository Trust Company (“DTC”), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of the report

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
None

(c) Exhibits*.

(d) Additional financial statements

(1)	Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

None.

(2)	Affiliates whose securities are pledged as collateral. None.

(3)	Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Certificate Administrator has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereunto duly authorized.

Dated:	By:	Wachovia Asset Securitization Issuance LLC, as Depositor

	By:	Wachovia Bank, National Association, as Attorney-in-fact

	By:	/s/ April Hughey
	Name:	April Hughey
	Title:	Vice President

INDEX OF EXHIBITS

03.1	Annual Statement to Bondholders for the period ended December 31, 2003
03.2	Annual Certification
03-3	Annual Independent Accountants’ Report